Form 10-K
period 1996-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST DESERET 1988-D1
filed 1997-03-31
CIK 829873

		   SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549
			 ____________________

x            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
		     THE SECURITIES EXCHANGE ACT OF 1934

	       For the fiscal year ended December 31, 1996

				   OR

"	          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
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

	       2201 Cooperative Way, Herndon, VA 20171-3025
		 (Address of principal executive offices)
    (Registrant's telephone number, including area code, is 703-709-6700)

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

     b) As of March 28, 1997 there was one holder of certificates representing ownership of the beneficial interest in the Trust.


Item 8.  Financial Statements and Supplementary Data

	    See attached audited financial statements.


Item 9.  Disagreements on Accounting and Financial Disclosure

	    None.



Part III

Item 13.    Certain Relationships and Related Transactions

	    None.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a)    The following documents are filed as part of this report:

	    1.      Financial Statements
		    Report of Independent Public Accountants
		    Statement of Assets and Liabilities as of
			December 31, 1996 and 1995
		    Statement of Income and Expenses, for the Years Ended
			December 31, 1996, 1995 and 1994
		    Statement of Cash Flows, for the Years Ended
			December 31, 1996, 1995 and 1994
		    Notes to Financial Statements

	    2. Financial Statement Schedules are omitted because they are inapplicable.

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

		    10.1             Loan Agreement (incorporated by reference to Exhibit 10.1 to Registration
				     Statement on Form S-1 [No. 33-14843]).

		    10.2             Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit
				     10.2 to Registration Statement on Form S-1 [No. 33-14843]).

      b)    Form 8-K dated December 17, 1996.
	    Semi-annual Report to Certificateholders dated December 15, 1996.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 28th day of March, 1997.


	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988 D-1

	    By:  NATIONAL RURAL UTILITIES COOPERATIVE
		 FINANCE CORPORATION as Servicer

		 By: /s/ Sheldon C. Petersen
		     Sheldon C. Petersen, Governor and
			Chief Executive Officer

		   RURAL ELECTRIC COOPERATIVE GRANTOR
			TRUST (DESERET) 1988-D1


	   FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995,
	  AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
		     TOGETHER WITH AUDITORS' REPORT

		Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
	(Deseret) 1988-D1, and

To the Board of Directors of
National Rural Utilities Cooperative
	Finance Corporation:


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (Deseret) 1988-D1 as of December 31, 1996 and 1995, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Deseret) 1988-D1 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.




March 24, 1997
Washington, D. C.

       RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D1

		  STATEMENTS OF ASSETS AND LIABILITIES

		     AS OF DECEMBER 31, 1996 AND 1995

    _____________________________________________________________________



				  1996                     1995

ASSETS

Interest Receivable             $143,156                 $143,156

Note Receivable               19,200,000               19,200,000

     Total Assets            $19,343,156              $19,343,156





LIABILITIES

Interest Payable-
Grantor Trust Certificates      $139,392                 $139,392

Servicer Fees Payable              3,764                    3,764

Rural Electric Cooperative
  Grantor Trust Certificates  19,200,000               19,200,000

     Total Liabilities       $19,343,156              $19,343,156











	      The accompanying notes are an integral part
		      of these financial statements

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D1

		   STATEMENTS OF INCOME AND EXPENSES

	   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

    _____________________________________________________________________



				 1996          1995         1994
INCOME:
  Interest on note receivable $1,908,749    $1,908,749    $1,908,749


EXPENSES:
  Interest on
  grantor trust certificates   1,858,560     1,858,560     1,858,560
  Servicer fees                   50,189        50,189        50,189

      Total Expenses           1,908,749     1,908,749     1,908,749

      Net Income              $       --    $       --    $       --




















	       The accompanying notes are an integral part
		     of these financial statements


	 RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D1

			   STATEMENTS OF CASH FLOWS

	    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

   _____________________________________________________________________

					     1996          1995          1994
CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Interest received on note receivable   $1,908,749     $1,908,749     $1,908,749
  Interest paid to Certificateholders   ( 1,858,560)   ( 1,858,560)   ( 1,858,560)
  Fees paid to Servicer                 (    50,189)   (    50,189)   (    50,189)

     Net cash provided by
       operating activities                      --             --             --


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from principal payment on note        --             --             --

    Net cash provided from
     investing activities                        --             --             --


CASH FLOWS FROM FINANCING ACTIVITES:
  Principal payment to Certificateholders        --             --             --

    Net cash used in financing activities        --             --             --

NET CHANGE IN CASH                               --             --             --

CASH, beginning of year                          --             --             --

CASH, end of year                        $       --     $       --     $       --

ACCRUAL TO CASH BASIS RECONCILIATION:
  Accrual basis income                   $       --     $       --     $       --
  Change in accrual accounts:
   Decrease in interest receivable               --             --             --
   Decrease in interest payable                  --             --             --
   Decrease in servicer fees payable             --             --             --

     Total change in accrual accounts            --             --             --

Net cash provided by
  operating activities                   $       --     $       --     $       --




		 The accompanying notes are an integral part
			  of these financial statements

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D1

		      NOTES TO FINANCIAL STATEMENTS

		     AS OF DECEMBER 31, 1996, 1995 AND 1994


1.  ORGANIZATION AND OPERATIONS

    Rural Electric Cooperative Grantor Trust (Deseret) 1988-D1 (the "Trust") was formed under a Trust Agreement dated February 15, 1988 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Deseret Generation & Transmission Co-operative, Inc. (the "Cooperative") and The First National Bank of Chicago (the "Trustee"). On that date, CFC made a loan to the Cooperative which issued a note (the "Note"), evidencing the borrowing to the Trust. The Trust issued to CFC Rural Electric Cooperative Grantor Trust (Deseret) 9.68% Certificates Due 2002 (the "Certificates") in the amount of $19,200,000. The Certificates are solely the obligations of the Trust and are not insured or guaranteed by CFC, the Cooperative, the Trustee, the Rural Utilities Service ("RUS") of the United States Department of Agriculture ("USDA") nor any other governmental agency.
    Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts as Servicer of the Note.
    CFC filed, on behalf of the Trust, a Registration Statement on Form S-1 (Registration No. 33-14843) which became effective on May 4, 1988, and CFC resold the Certificates thereunder.

    The assets of the Trust consist primarily of the Note, bearing interest at 9.94% and maturing 2002, which is guaranteed (the "Guarantee") as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The amounts of principal and interest payments on the Note held by the Trust are sufficient to cover the scheduled principal and interest payments on the Certificates issued by the Trust and the scheduled amounts of servicer fees. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America.

    Debt service and servicer fee payments on the Note are made to the Trustee semi-annually (June 4 and December 4) by the Cooperative or RUS as guarantor of the Note. The Trustee deposits all such receipts in the Trust account. The Trustee is authorized by the Trust Agreement to invest all funds in the Trust account at the direction of CFC in certain eligible investments that mature no later than the business day next preceding the day (June 15 and December 15) such amounts are to be distributed to the Certificateholders and the Servicer. The interest earned on the investments is distributed to the Cooperative. Any funds that are not so invested must be held by the Trustee in the Trust account. The Trustee may not reinvest any returns of principal or investment earnings on eligible investments and the Trustee may not sell any eligible investment prior to its maturity except, at the direction of CFC, to preserve the value of the corpus of the Trust.

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

    Payments of principal on the Certificates are scheduled to be repaid over a period of five years, beginning in 1998. The principal payments over the next 5 years and thereafter are as follows:

			    1997           $         0
			    1998             3,100,000
			    1999             3,400,000
			    2000             3,800,000
			    2001             4,200,000
			    Thereafter       4,700,000

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


3.  INTEREST AND SERVICER FEE ACCOUNTING

    The Trust records interest income as it is earned and accrues interest expense and servicer fees as they are incurred. Servicer fees represent ten basis points of the outstanding principal balance of the Certificates and the Note and recognition of conversion fees over the life of the loan.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Use Of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust. With regards to the fair values below, actual amounts could differ from these estimates.

    The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1996 and 1995, along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1996 and 1995.

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

    Rural Electric Cooperative Grantor Trust Certificates

    The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

    The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1996 and 1995, are as follows:

					     1996                         1995
				   Carrying          Fair        Carrying          Fair
				     Value          Value          Value           Value
Assets:
Interest Receivable                 143,156         143,156        143,156         143,156
Note Receivable                  19,200,000      22,131,385     19,200,000      23,327,630

Liabilities:
Interest Payable-
Grantor Trust Certificates          139,392         139,392        139,392         139,392
Servicer Fees Payable                 3,764           3,764          3,764           3,764
Rural Electric Cooperative
  Grantor Trust Certificates     19,200,000      22,154,222     19,200,000      23,364,584



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

