Form 10-K
period 1997-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST DESERET 1988-D1
filed 1998-03-31
CIK 829873

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                       ____________________

                            FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1997

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

        b) As of March 30, 1998 there were no holders of certificates representing ownership of the beneficial interest in the Trust.


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
				Report of Independent Public Accountants
				Statement of Assets and Liabilities as of
                                 December 31, 1997 and 1996
				Statement of Income and Expenses, for the
                                 Years Ended December 31, 1997, 1996 and 1995
				Statement of Cash Flows, for the Years Ended
                                 December 31, 1997, 1996 and 1995
				Notes to Financial Statements

			2.	Financial Statement Schedules are omitted
                                 because they are inapplicable.

			3.	Exhibits

				Exhibit
                                Number    Description of Exhibit

                                 4.1      Form of Trust Agreement, including
                                          the form of Rural Electric
                                          Cooperative Grantor Trust
                                          Certificate (incorporated by
                                          reference to Exhibit 4.1 to
                                          Registration Statement on Form S-1
                                          [No. 33- 14843]).

                                10.1      Loan Agreement (incorporated by
                                          reference to Exhibit 10.1 to
                                          Registration Statement on Form S-1
                                          [No. 33-14843]).

                                10.2      Loan Guarantee and Servicing
                                          Agreement (incorporated by
                                          reference to Exhibit 10.2 to
                                          Registration Statement on Form S-1
                                          [No. 33-14843]).

                b)      Form 8-K dated December 15, 1997.
			Semi-annual Report to Certificateholders dated
                        December 15, 1997.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 30th day of March, 1998.


	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988 D-1

			By:	NATIONAL RURAL UTILITIES COOPERATIVE
				FINANCE CORPORATION as Servicer

By:     /s/ Sheldon C. Petersen
					Sheldon C. Petersen, Governor and
					   Chief Executive Officer

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988 D-1



                            Exhibit Index


Exhibit
Number   Description of Exhibit

4.1      Form of Trust Agreement, including the form of Rural
         Electric Cooperative Grantor Trust Certificate
         (incorporated by reference
         to Exhibit 4.1 to Registration Statement on Form S-1
         [No. 33-148431]).

10.1 Loan Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 [No. 33-14843]).

10.2 Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1
         [No. 33-14843]).

                    RURAL ELECTRIC COOPERATIVE GRANTOR
                          TRUST (DESERET) 1988-D1


	FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996,
       AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                   TOGETHER WITH AUDITORS' REPORT

              Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
	(Deseret) 1988-D1, and

To the Board of Directors of
National Rural Utilities Cooperative
	Finance Corporation


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (Deseret) 1988-D1 as of December 31, 1997 and 1996, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Deseret) 1988-D1 as of
December 31, 1997 and 1996, and its operations and the results of its cash flows for each of the three years in the period ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.











/S/ ARTHUR ANDERSEN LLP
March 6, 1998
Washington, D. C.

        RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D1
                  STATEMENTS OF ASSETS AND LIABILITIES
                      AS OF DECEMBER 31, 1997 AND 1996




                                      1997                            1996

ASSETS

Interest receivable             $    140,832       $    143,156

Note receivable                   19,200,000         19,200,000

        Total Assets            $ 19,340,832       $ 19,343,156





LIABILITIES

Interest payable-Grantor Trust  $    139,392       $    139,392
     Certificates

Servicer fees payable                  1,440              3,764

Rural Electric Cooperative
     Grantor Trust Certificates   19,200,000         19,200,000

        Total Liabilities       $ 19,340,832       $ 19,343,156













              The accompanying notes are an integral part
                     of these financial statements.

          RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D1
                      STATEMENTS OF INCOME AND EXPENSES
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                    1997          1996         1995

INCOME:
  Interest on note receivable   $ 1,906,425    $1,908,749   $1,908,749


EXPENSES:
  Interest on grantor trust
  certificates                    1,858,560     1,858,560    1,858,560
  Servicer fees                      47,865        50,189       50,189

        Total expenses            1,906,425     1,908,749    1,908,749

        Net income              $         -    $        -   $        -


























              The accompanying notes are an integral
               part of these financial statements

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D1
                         STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                           1997    1996    1995

CASH FLOWS
   FROM OPERATING ACTIVITIES:

  Interest received on note receivable  $ 1,906,425 $ 1,908,749 $ 1,908,749
  Interest paid to certificateholders    (1,858,560) (1,858,560) (1,858,560)
  Fees paid to servicer                     (47,865)    (50,189)    (50,189)

   Net cash provided
    by operating activities                       -           -           -


NET CHANGE IN CASH                                -           -           -

CASH, beginning of year                           -           -           -

CASH, end of year                       $         - $         - $         -

ACCRUAL TO CASH BASIS
  RECONCILIATION:
  Accrual basis income                  $         - $         - $         -
  Change in accrual accounts:
     Decrease in interest receivable          2,324           -           -
     Increase in interest payable                 -           -           -
     Decrease in servicer fees payable       (2,324)          -           -

       Total change in accrual accounts           -           -           -

Net cash provided by
 operating activities                   $         - $         - $         -

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:
  Cash paid during the year
  for interest expense                  $ 1,858,560 $ 1,858,560 $ 1,858,560


                        The accompanying notes are an integral
                         part of these financial statements.

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (DESERET) 1988-D1

                        NOTES TO FINANCIAL STATEMENTS

                   AS OF DECEMBER 31, 1997, 1996 AND 1995


1.	ORGANIZATION AND OPERATIONS

Rural Electric Cooperative Grantor Trust (Deseret) 1988-D1 (the "Trust") was formed under a Trust Agreement dated February 15, 1988 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Deseret Generation
& Transmission Co-operative, Inc. (the "Cooperative") and The First
National Bank of Chicago (the "Trustee").   On that date, CFC made
a loan to the Cooperative which issued a note (the "Note"), evidencing the borrowing to the Trust. The Trust issued to CFC, Rural Electric Cooperative Grantor Trust (Deseret) 9.68% Certificates, due 2002 (the "Certificates") in the amount of $19,200,000. The Certificates are solely the obligations of the Trust and are not insured or guaranteed by CFC, the Cooperative, the Trustee, the Rural Utilities Service ("RUS") of the United States Department of Agriculture ("USDA") nor any other governmental agency. Each Certificate represents an undivided fractional interest in the Trust.  CFC is the depositor of the Trust
and acts as servicer of the Note.   CFC filed, on behalf of the Trust,
a Registration Statement on Form S-1 (Registration No. 33-14843) which became effective on May 4, 1988, and resold the Certificates thereunder.

The assets of the Trust consist primarily of the Note, bearing interest at 9.78% and maturing 2002, which is guaranteed (the "Guarantee") as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The amounts of principal and interest payments on the Note held by the Trust are sufficient to cover the scheduled principal and interest payments on the Certificates issued by the Trust and the scheduled amounts of servicer fees. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America.

The Trust also receives a conversion fee of .1614% from Deseret. This fee was derived when the note receivable from Deseret was converted from a variable to a fixed interest rate. The fee was paid until December 4, 1997 as a yield adjustment. The conversion fee was passed through to the servicer.

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

The Certificates were not subject to redemption prior to December 15, 1997. On January 30, 1998, RUS purchased the note in the amount of $19,200,000, with accrued interest of $297,312. On that same day, the Trust Agreement terminated when the Trustee paid the full amount to the certficateholders.


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

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1997 and 1996, along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1997 and 1996.

The carrying amounts reported for Interest receivable, Interest payable - Grantor Trust Certificates, and servicer fees payable approximate fair values due to the short-term maturity of these instruments.

Note Receivable

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Rural Electric Cooperative Grantor Trust Certificates

The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1997 and 1996 are as follows:

                                           1997                        1996
                                  Carrying        Fair       Carrying   Fair
                                    Value         Value        Value   Value

Assets:
Interest receivale          $   140,832 $   140,832 $   143,156 $   143,156
Note receivable              19,200,000  22,043,864  19,200,000  22,131,385

Liabilities:
Interest payable -
Grantor Trust Certificates      139,392     139,392     139,392     139,392
Servicer fees payable             1,440       1,440       3,764       3,764
Rural Electric Cooperative
  Grantor Trust Certificates 19,200,000  22,051,140  19,200,000  22,154,222